Form 10-K
period 1993-12-31
SEARS CREDIT ACCOUNT MASTER TRUST I
filed 1994-03-30
CIK 869391

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-K

x         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                                   OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 1993

                   Commission file number 33-41484-01


                   SEARS CREDIT ACCOUNT MASTER TRUST I
         (Exact name of registrant as specified in its charter)

      Illinois                                  Not Applicable
(State of Organization)             (I.R.S. Employer Identification No.)

c/o Sears Receivables Financing Group, Inc.
3711 Kennett Pike
Greenville, Delaware                                          19807
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (302)888-3176

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange
      Title of each class                       on which each class
      to be so registered                       is to be registered

            None                                   Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

             5.90% Series 1992-1 Master Trust Certificates
                            (Title of Class)

Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                        Yes  x            No





                                 PART I


Item 1.     Business

      The Sears Credit Account Master Trust I (the "Trust") was formed pursuant to the Pooling and Servicing Agreement dated as of November 18, 1992 (the "Pooling and Servicing Agreement") among Sears, Roebuck and
Co. ("Sears") as Servicer, its wholly-owned subsidiary, Sears
Receivables Financing Group, Inc. ("SRFG") as Seller, and Continental
Bank, National Association as trustee (the "Trustee"). The Trust's only business is to act as a passive conduit to permit investment in a pool of retail consumer receivables.

Item 2.     Properties

      The property of the Trust includes a portfolio of receivables (the "Receivables") arising in selected accounts under open-end credit plans of Sears (the "Accounts") and all monies received in payment of the Receivables. At the time of the Trust's formation, Sears sold and contributed to SRFG, which in turn conveyed to the Trust, all Receivables existing under the Accounts as of the end of certain of Sears regular billing cycles ending in May and November, 1991 and all Receivables arising under the Accounts from time to time thereafter until the termination of the Trust. Information related to the performance of the Receivables during 1993 is set forth in the ANNUAL
STATEMENT filed as Exhibit 21 to this Annual Report on Form 10-K.

Item 3.     Legal Proceedings

      None

Item 4.     Submission of Matters to a Vote of Security Holders

      None


                                 PART II


Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters

      Investor Certificates are held and delivered in book-entry form through the facilities of The Depository Trust Company ("DTC"), a "clearing agency" registered pursuant to the provisions of Section 17A of the Securities Exchange Act of 1934, as amended. The sole definitive Investor Certificate is held by CEDE and Co., the nominee of DTC.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

                                PART III


Item 12.    Security Ownership of Certain Beneficial Owners and
            Management

      As of March 15, 1994, 100% of the Investor Certificates were held in the nominee name of CEDE and Co. for beneficial owners.

      SRFG, as of March 15, 1994, owned 100% of the Seller Certificate, which represented beneficial ownership of a residual interest in the assets of the Trust as provided in the Pooling and Servicing Agreement.

Item 13.    Certain Relationships and Related Transactions

      None


                                 PART IV


Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form
     8-K

            (a)   Exhibits:

                  21.         1993 ANNUAL STATEMENT prepared by the
                              Servicer.

                  28. ANNUAL INDEPENDENT AUDITOR'S REPORTS pursuant to Section 3.06 of the Pooling and Servicing Agreement.

                              (a)   Review of servicing procedures.

                              (b)   Annual Servicing Letter.

            (b)   Reports on Form 8-K:

                  Current reports on Form 8-K are filed on or before the Distribution Date each month (on, or the first business day after, the 15th of the month). The reports include as an exhibit, the MONTHLY INVESTOR CERTIFICATEHOLDERS' STATEMENT. Current Reports on Form 8-K were filed on October 15, 1993, November 15,
          1993, and December 15, 1993

                               SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              Sears Credit Account Master Trust I
                                          (Registrant)

                        By:   Sears Receivables Financing Group, Inc.
                                   (Originator of the Trust)


                        By:               /S/ALICE M. PETERSON
                              _____________________________________
                                          Alice M. Peterson
                              President and Chief Executive Officer


Dated:  March 30, 1994

                                EXHIBIT INDEX


                                               Page number
                                                      in sequential
Exhibit No.                                           number system


      21.   1993 ANNUAL STATEMENT prepared by the
            Servicer.

      28.   ANNUAL INDEPENDENT AUDITOR'S REPORTS
            pursuant to Section 3.06 of the Pooling
            and Servicing Agreement.

            (a)  Review of servicing procedures.

            (b)  Annual Servicing Letter.



































                                                     Exhibit 21

                         SEARS CREDIT ACCOUNT MASTER TRUST I

                    5.90% SERIES 1992-1 MASTER TRUST CERTIFICATES

                                1993 ANNUAL STATEMENT


    Pursuant to the terms of the letter issued by the Securities and Exchange Commission dated December 23, 1993 (granting relief to the Trust from certain reporting requirements of the Securities Exchange Act of 1934, as amended), aggregated information regarding the performance of the Accounts and payments to Investor Certificateholders in respect of the Due Periods related to the twelve Distribution Dates which occurred in 1993 is set forth below.

    1)  The total amount of the distribution to Investor
        Certificateholders during 1993, per $1,000 interest..$59.00

    2)  The amount of the distribution set forth in paragraph
        1 above in respect of interest on the Investor
        Certificates, per $1,000 interest....................$59.00

    3)  The amount of the distribution set forth in paragraph
        1 above in respect of principal on the Investor
        Certificates, per $1,000 interest.....................$0.00

    4)  The aggregate amount of Collections of Principal
        Receivables processed during the related Due
        Periods.....................................$974,732,614.15

    5)  The aggregate amount of Collections of Finance Charge
        Receivables processed during the related Due
        Periods.....................................$262,572,066.64

    6)  The aggregate amount of Collections of Principal
        Receivables processed during the related Due Periods
        which were allocated in respect of the Investor
        Certificates................................$700,357,532.96

    7)  The aggregate amount of Collections of Finance Charge
        Receivables processed during the related Due Periods
        which were allocated in respect of the Investor
        Certificates................................$188,104,235.72

    8)  The aggregate amount of Collections of Principal
        Receivables processed during the related Due Periods
        which were allocated in respect of the Seller
        Certificate.................................$274,375,081.19

    9)  The aggregate amount of Collections of Finance Charge
        Receivables processed during the related Due Periods
        which were allocated in respect of the Seller
        Certificate..................................$74,467,830.92

   (10) The excess of the Investor Charged-Off Amount over
        the sum of (i) payments in respect of the Available
        Subordinated Amount and (ii) Excess Servicing, if any
        (an "Investor Loss"), per $1,000 interest............$0.00

    11) The aggregate amount of Investor Losses in the Trust
        as of the end of the day on December 15, 1993, per
        $1,000 interest......................................$0.00

    12) The total reimbursed to the Trust from the sum of the
        Available subordinated Amount and Excess Servicing,
        if any, in respect of Investor Losses, per $1,000
        interest.............................................$0.00

    13) The amount of the Investor Monthly Servicing Fee
        payable by the Trust to the Servicer........$20,000,000.04

    14) The Deficit Accumulation Amount, as of the end on the
        reportable year......................................$0.00

                                                                 Exhibit 28(a)

February 11, 1994

Ms. Alice M. Peterson                     Ms. Cynthia K. Duncan
Vice President and Treasurer              Trust Officer
Sears, Roebuck and Co. as Servicer        Continental Bank National
Sears Tower                               Association as Trustee
Chicago, Illinois  60684                  231 South La Salle Street
                                          Chicago, Illinois 60697

We have applied the procedures listed below to the accounting records of Sears, Roebuck and Co. ("Sears") relating to the servicing procedures performed by Sears as Servicer under
Section 3.06(b) of the Pooling and Servicing Agreement
(the "Agreement") for the following Trusts:

      Date of Pooling and Trust Servicing Agreement

      Sears Credit Account Trust 1991A          March 1, 1991
      Sears Credit Account Trust 1991B          May 15, 1991
      Sears Credit Account Trust 1991C          July 1, 1991
      Sears Credit Account Trust 1991D          September 15, 1991
      Sears Credit Account Master Trust I       November 18, 1992

It is understood that this report is solely for your information and is not be referred to or distributed for any purpose to anyone other than Continental Bank, National Association as Trustee, Investor Certificateholders or the management of Sears. The procedures we performed are as follows:

Compared the mathematical calculations of each amount set forth in each monthly certificate forwarded by the Servicer, pursuant to Section 3.04(b) of the Agreement, during the calendar year 1993 to the Servicer's computer-generated Portfolio Monitoring and Monthly Cash
Flow Allocations report. We found such amounts to be in agreement.

Because the above procedures do not constitute an audit conducted in accordance with generally accepted auditing standards, we do not express an opinion on any of the items referred to above.

February 11, 1994
Page 2


Ms. Alice M. Peterson                     Ms. Cynthia K. Duncan
Vice President and Treasurer              Trust Officer
Sears, Roebuck and Co. as Servicer        Continental Bank National
                                          Association as Trustee


As a result of the procedures performed, no matters came to our attention that caused us to believe that the amounts in the monthly certificates require adjustment. Had we performed additional procedures or had we conducted an audit of the monthly certificates in accordance with generally accepted auditing standards, matters might have come to our attention that would have been reported to you. This report relates only to the items specified above and does not extend to any financial statements of Sears taken as a whole.